Form 10-Q
period 2013-03-31
Capall Stables, Inc.
filed 2013-05-10
CIK 1564609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                             to                                                  .

Commission File Number: 333-185664

Capall Stables, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	45-4654509 (I.R.S. Employer Identification No.)

205 Del Mar Ave #974, San Clemente, California (Address of principal executive offices)	92674 (Zip Code)

(949) 461-1471
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of May, 9 2013
Common stock, par value $0.0001 per share Preferred stock, par value $0.001 per share	449,250,000 10,000,000

CAPALL STABLES, INC.

FORM 10-Q
March 31, 2013

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

PART I   FINANCIAL INFORMATION

ITEM 1–FINANCIAL STATEMENTS

Capall Stables, Inc. (fka SOB Stables, Inc.)
(A Development Stage Company)
Balance Sheet

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash or cash equivalents	$1,575	$11,587
Total current assets	1,575	11,587
Thoroughbreds	25,639	-
Total assets	$27,214	$11,587

LIABILITIES AND SHAREHOLDER’S EQUITY

Accounts payable	$7,089	$587
Other liabilities	1,000	1,000
Notes payable- related party	27,975	622
Total liabilities	36,064	2,209

Shareholder ‘s equity:
Preferred Stock, Par Value $.0001, 50,000,000 shares authorized, 10,000,000 Issued and Outstanding,	1,000	1,000
Common Stock, Par Value $.0001, 700,000,000 shares authorized, 449,250,000 Issued and Outstanding	44,925	44,925
Additional Paid In Capital	9,700	9,700
Deficit accumulated in the development stage	(64,475)	(46,247)
Total shareholders' equity	(8,850)	9,378
Total liabilities and shareholders' equity	$27,214	$11,587

The accompanying notes are an integral part of these financial statements.

Capall Stables, Inc. (fka SOB Stables, Inc.)
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the period ending March 31, 2013	From Inception on October 10, 2012 Through March 31, 2013
	(Unaudited)

Revenue	$250	$250
Net Income	250	250

Operating Expenses
Thoroughbred research	123	10,023
Thoroughbred direct costs	6,047	6,047
SG&A	12,308	48,655
Total Operating Expenses	18,478	64,725
Operating Loss	(18,228)	(64,475)
Net Loss	$(18,228)	$(64,475)

Earnings Per Share, Basic and Diluted	$(0.00)	n/a

Weighted average shares outstanding	449,250,000	n/a

The accompanying notes are an integral part of these financial statements.

Capall Stables, Inc. (fka SOB Stables, Inc.)
(A Development Stage Company)
Statements of Cash Flows

	Three months ending March 31, 2013		For the period from inception (October 10, 2012) through March 31, 2013
	(Unaudited)		(Audited)
Cash flows from operating activities
Net Loss		$(18,228)		$(64,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services		-		32,000
Depreciation expense		486		486
Changes in assets and liabilities:
Accounts payable		6,502		7,089
Other liabilities		-		1,000
Net cash provided by (used in) operating activities		(11,240)		(23,900)

Cash flows from financing activities
Proceeds from sale of common stock		-		22,625
Proceeds from sale of preferred stock		-		1,000
Proceeds from note issued to related party		1,228		1,850
Net cash provided by financing activities		1,228		25,475
Net decrease in cash		(10,012)		1,575
Cash balance, beginning of period		11,587		-

Cash balance, end of periods		$1,575		$1,575

Cash paid for:
Interest	$		$
Income taxes	$		$

Noncash financing and investing activities:
Purchase of thoroughbreds by related party		$26,125		$26,125

The accompanying notes are an integral part of these financial statements.

CAPALL STABLES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Going Concern

The accompanying unaudited interim financial statements of Capall Stables, Inc. (“we”, “our”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2012 annual financial statements and notes thereto filed on Form S-1 with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Capall Stables, Inc.’s fiscal 2012 financial statements have been omitted.

Capall Stables, Inc. (fka, SOB Stables, Inc.) (the “Company”) was incorporated in Delaware on October 10, 2012. The Company's business is the buying, selling and racing of thoroughbreds that can race in the claiming levels of thoroughbred racing.  Claiming refers to the process by which a licensed person may purchase a horse entered in a race designated as a “claiming race” for a predetermined price. When a horse has been claimed, its new owner assumes title after the starting gate opens although the former owner is entitled to all purse money earned in that race. Claiming races are the lowest level of thoroughbred racing and as such provide the lowest average purse money among the race types.

The Company currently has no operations and in accordance with ASC 915 “Development Stage Entities,” and is considered a development stage enterprise.  The Company has been in the development stage since its formation and has not yet realized revenue from its planned operations.

 Revenue Recognition

The company pursues opportunities to realize revenues from two principal activities: purse winnings from racing horses and selling its horses in claiming races. It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities such as horse races are recognized upon claiming the purse winnings and the company has substantially accomplished all it must do to be entitled to the benefits represented by the revenue. Gains or losses from the sale of the horses are recognized when the horse is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations.

Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management feels the limited history of the Company and its future cash needs to implement its business plan raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

The Company’s current assets are not deemed to be sufficient to fund ongoing expenses related to the planned expansion of operations. In order to implement its entire business plan, the Company will need to raise additional capital through equity or debt financings or through loans from shareholders or others. The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise additional capital and eventually attain profitable operations. There can be no assurance that the Company will be able to raise additional capital or execute its business strategy. These factors raise substantial doubt about the company’s ability to continue as a going concern.

Note 2 – Related Party Transaction

On February 1, 2013, the Company entered into a revolving line of credit in the amount of $500,000 with SC Capital Group.  Valerie Baugher is the President of SC Capital.

On February 23, 2013, the Company acquired its initial thoroughbred on February 23, 2013 from our CEO as our CEO claimed the thoroughbred on behalf of the Company. On February 23, 2013, the Company issued a note payable to our CEO, Mr. Wade in the amount $13,700 for the purchase of Rock Off.  The note payable is an unsecured, non-interest bearing note which matures on December 31, 2013.

On March 24, 2013, the Company issued a note payable to our CEO, Mr. Wade in the amount $13, 625 for the purchase of Honour The Deputy for $12,500 plus tax of $1,125.  The note payable is an unsecured, non-interest bearing note which matures on December 31, 2013.

As of March 31, 2013, the Company was indebted to the CEO for a total of $27,975. All notes are due on December 31, 2013 and are non-interest bearing and due on demand.

Note 3 – Thoroughbreds

Company’s Thoroughbreds

Name	DOB/Sex	Sire	Price
Rock Off(1)	2008/Gelding	Rock Hard Ten	$13,625
Honour The Deputy(2)	2007/Gelding	Honour and Glory	$12,500

(1)
Rock Off was acquired by Joseph Wade, our CEO, on behalf of the Company.  All rights to Rock Off have been transferred to our subsidiary, Capall Stables of California.  The Company gelded Rock Off on March 20, 2013.

(2)	Honour the Deputy was claimed from the Company April 21, 2013 for $8,000.

Asset Value:

Rock Off		Honour The Deputy
Acquisition Cost	$13,625	Acquisition Cost	$12,500
Depreciation	$(407)	Depreciation	$(79)
Net Total	$13,218	Net Total	$12,421

Note 4 – Subsequent Events

On April 4, 2013, the Company borrowed $7,000 from its CEO, Joseph Wade. The note payable is an unsecured, non-interest bearing note and matures on December 31, 2013.

On April 21, 2013, Honour the Deputy won the 3rd race at Santa Anita.  The Company won $10,200 from the purse money.

On April 21, 2013, Honour the Deputy was claimed from the Company for $8,000.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may contain certain “forward-looking” statements as such term is defined in the private securities litigation reform act of 1995 and by the securities and exchange commission in its rules, regulations and releases, which represent the Company’s expectations or beliefs, including but not limited to, statements concerning the Company’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intent”, “could”, “estimate”, “might”, “Plan”, “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the company and its subsidiaries, volatility of stock price and any other factors discussed in this and other registrant filings with the securities and exchange commission. The company does not intend to undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.

The following discussion summarizes the results of our operations for the three month period ended March 31, 2013.  It also analyzes our financial condition at December 31, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended December 31, 2012.

Going Concern

Our financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Overview

During our current three months ended March 31, 2013, we generated income of $250 and incurred a net loss of $18,228.  We have received no substantial revenue ($250) from our thoroughbred operations, and historically relied on debt financings from our CEO to finance our ongoing operations. Our operations generated a net loss of $18,228 from for the three months ending March 31, 2013 and a loss of $64,475 from Inception (October 10, 2012) through March 31, 2013. In order to fund operations, we relied on proceeds received from notes payable of $27,353 from our CEO during the three months ended March 31, 2013 and $27,975 since our inception (October 10, 2012).

Corporate Background and Our Business

Going Concern

Our financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

We have experienced recurring net losses from operations which losses have caused an accumulated deficit of ($64,475) as of March 31, 2013. We had net losses of ($18,228) for the period ended March 31, 2013. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

 The ongoing execution of our business plan is expected to result in operating losses over the next twelve months. Management believes it will need to raise capital through stock issuances in order to have enough cash to maintain its operations for the next twelve months. There are no assurances that we will be successful in achieving our goals of obtaining cash through stock issuances or increasing revenues and reaching profitability.

In view of these conditions, our ability to continue as a going concern is dependent upon our ability to meet our financing requirements, and to ultimately achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event we cannot continue as a going concern.

Office Facilities

The Company's operating offices are located at 205 Ave Del Mar #974, San Clemente, California 92674.  The Company’s thoroughbreds are housed with the Company’s trainer at no cost.

However, the owners of the race tracks have begun discussions with regard to charging a day rate for stall space.  If this should occur then it would impact the Company’s financial position and increase our costs.

Results of Operations

For the Period ending March 31, 2013, the Company had Net Loss of ($18,228).  This was derived as follows:

Revenue:	$250
Discounts:	$-
COGS:	$-
Expenses:	$18,478
Accrued Taxes:	$-
Net Loss:	$(18,228)

From Inception (October 10, 2012) through March 31, 2013, the Company had Net Loss of ($64,475).  This was derived as follows:

Revenue:	$250
Discounts:	$-
COGS:	$-
Expenses:	$64,725
Accrued Taxes:	$-
Net Loss:	$(64,475)

Dividends

The Company did not issue any dividends.

Liquidity and Capital Resources

As of March 31, 2013, the Company had $1,575 in cash and $25,639 in Thoroughbreds for a total of $27,214 in assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months.  Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities.  As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

If the Company is not able to able to raise or secure the necessary funds required to maintain our operations and fully execute our business then the Company would be required to cease operations.

As of March 31, 2013, our total liabilities were $36,064.  This is broken down as:

Accounts payable	$7,089
Other liabilities	1,000
Notes payable- related party	27,975
Total liabilities	$36,064

The Notes payable-related party is broken down as follows:

Date	Debt holder	Amount	Interest rate	Paid	Maturity
December 31, 2012	Joseph Wade	$625	0%	$0	December 31, 2013
February 23, 2013	Joseph Wade	$13,700	0%	$0	December 31, 2013
March 10, 2013	Joseph Wade	$13,650	0%	$0	December 31, 2013

Other liabilities 2,000,000 shares are due to various investors for which proceeds have been received but shares have not been issued. The proceeds of $1,000 were recorded as a liability as of March 31, 2013 because the investors have not signed the necessary agreements.

During fiscal 2013, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity.  The expected costs of these are approximately $15,000 to $20,000.  This amount is expected to possibly increase to $25,000 once the Company begins acquiring thoroughbreds in our own name.  Our officers, directors and principal shareholders have verbally agreed to provide $40,000 in financing that can be used to cover these expenses. However, there is no guarantee that we will receive the funds from our officers and directors since there is no legal commitment or obligation. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

SC Capital Revolving Line of Capital

On February 1, 2013, the Company entered into an agreement with SC Capital for a revolving line of credit of $500,000 to acquire the company’s initial thoroughbreds. In the opinion of management, available funds will not satisfy our growth requirements for the next twelve months.  The Company needs to raise an additional $1,350,000 to acquire a total of 50 thoroughbreds for its claiming division by the end of December 2013.The Company expects that it needs a minimum of $100,000 to begin to implement its business plan which will be taken from the $500,000 line of credit with SC Capital.  This is the only amount and for that our officer, director and principal shareholders have committed to which will be sufficient to fund the company's current operations and its expenses related to being a public company for the next 12 months.

The Company intends to use $100,000 of the $500,000 line of credit to begin to fully execute its plan of operations. This is broken down as follows:

Acquisition of thoroughbreds:	$50,000

Reserve for Thoroughbred Direct Cost ( i.e. Training fees):	$30,000

Working Capital:	$20,000 for general administrative purposes and the Company’s on-going reporting obligations as a public company

The Company acquired its initial thoroughbred from our CEO.  Our CEO claimed the thoroughbred on behalf of the Company since the Company it still waiting to finalize its licensing from the State of California.    The initial $100,000 will allow the Company to acquire 4 thoroughbreds.  Thereby, allowing the Company to begin generating revenue to cover the expenses related to the Company's operations and its public reporting requirements.  The Company will need to raise an additional $1,350,000 to acquire an additional 50 thoroughbreds.  The Company expects to require the additional funding in August 2013.  The Company's inability to raise the necessary capital would negatively impact the Company's ability to generate sufficient revenues to cover its operations and reporting requirements.

Once the Company has acquired 50 thoroughbreds, the Company will begin to expand its operations into additional states.   The Company has not performed any research as to which states to expand into but expects to begin doing so in the next 6 months.   The Company anticipates that it will need to raise an additional $1,000,000 to expand its operations into these other states.  The Company expects to be able begin expanding its operations beginning in January 2014.  If the Company is not able to raise sufficient capital, it would limit the Company's ability to expand and increase the number of its horses.

Timing needs for Funding

Immediate needs (current through August 2013)

$100,000: This capital is intended to be used to claim the initial 4 thoroughbreds, the Company has already acquired 2 thoroughbreds, and general expenses until we can begin generating revenue. This amount includes $50,000 to acquire the thoroughbreds, $30,000 for a reserve for the thoroughbreds direct monthly cost, and $20,000 for the on-going operations of the Company and the company's on-going reporting requirements.   The Company expects the monthly costs of the thoroughbreds to be approximately $14,000 per month.  The Company’s reserve of $30,000 for the thoroughbred’s monthly costs is intended to provide the company approximately 2 months of expenses for the thoroughbreds acquired.  The Company will use the $500,000 line of credit to implement this initial phase of its business plan.

The expenses directly associated to each thoroughbred acquired are $50 - $125 per day depending on the trainer and the vet needs of each thoroughbred. The Company expects to begin generating revenue from within 30-45 days of the acquisition of a thoroughbred in its claiming division.  The revenue will consist of purse winning and from any thoroughbred claimed from our stable.  If a thoroughbred is claimed from us we intend to use the revenue from the claim to acquire a replacement thoroughbred.

The Company's current monthly burn rate is between $6,700 - $7,000 per month, which includes approximately $6,000 for training fees associated with the Company’s thoroughbreds.  This is expected to increase to $8,700 - $9,000 once the Company becomes a reporting company which includes the expected monthly costs of $2,000 associated with being a reporting company.   The Company's monthly burn rate consists of the direct costs of the thoroughbreds the Company has acquired (such as training and vet fees) and the expected on-going general expenses of the Company (such as filing fees, audits and general administrative expenses).

Once the Company acquires the 4 initial thoroughbreds for its claiming division, the Company's monthly burn rate is expected to be $16,000 including $14,000 in thoroughbred expenses and $2,000 in fees associated to be a reporting company.

The company has included the $30,000 reserve since the Company expects it will take approximately 25 – 30 days from the date a thoroughbred is acquired before revenue may be generated from its purse winnings.  As such the Company has included the initial months expenses of approximately $14,000 (as in the above stated financing requirements to cover the initial month's burn rate for the thoroughbreds acquired with the above referred to financing.  The remaining $16,000 is considered a reserve for the thoroughbred expenses incurred by the Company. The Company expects to begin generating revenue within 30-45 days of the acquisition of the thoroughbreds in its claiming division and as such the on-going monthly burn rate should be covered by the revenue generated from the thoroughbreds.  However, there is no guarantee that the Company's revenue would be able to cover the Company's monthly burn rate.

If the Company's revenue is not sufficient to cover the monthly burn rate, the Company would be required to raise additional funds to cover those expenses. The Company will not know the amount that would be required to be raised to cover the monthly burn rate until the Company is able to determine what its monthly revenue is.

If the Company's revenue is not sufficient to cover the monthly burn rate and the Company cannot raise additional funds to cover those expenses, then the Company would have to sell its thoroughbreds.  This may require the Company to sell its thoroughbreds for less than the Company purchased the thoroughbred.

Short-term needs (August 2013 through December 2013)

The Company needs to raise $1,750,000 grow our stable to include a total of 50 thoroughbreds. This is broken down as follows:

Acquisition of thoroughbreds:	$1,250,000

Reserve for Thoroughbred Direct Cost ( i.e. Training fees):	$500,000

Total	$1,750,000

$1,750,000: This amount is needed for the Company to be able to acquire the additional thoroughbreds to grow our stable to a total of 50 thoroughbreds.  The Company has obtained a $500,000 revolving line of credit which can be used toward the $1,750,000.  $100,000 of the line of credit will be used for the initial phase.  As such, the Company will still need to raise an additional $1,350,000 to acquire the additional thoroughbreds to grow our stable to of 50 thoroughbreds.

The $1,750,000 includes the $1,250,000 to acquire the thoroughbreds and $500,000  for the reserve for thoroughbred direct monthly costs.   The expenses directly associated to the thoroughbred acquired with this funding are $50 - $125 per day depending on the trainer and the vet needs of each thoroughbred. The Company expects to begin generating revenue from within 30-45 days of the acquisition of a thoroughbred in its claiming division.  The revenue will consist of purse winning and from any thoroughbred claimed from our stable. If a thoroughbred is claimed from us we intend to use the revenue from the claim to acquire a replacement thoroughbred. The Company’s reserve for the thoroughbred’s monthly costs is for approximately 8-9 weeks of expenses for the thoroughbreds.

Once the Company has a total of 50 thoroughbreds in our claiming division, the Company's monthly burn rate is expected to be $200,000 including cost associated with being a reporting company.  The Company has included $200,000 (from the $500,000 for the reserve for direct monthly cost of the thoroughbreds)  in the above stated financing requirements to cover the increases in the monthly burn rate for the thoroughbreds it acquires with the above referred to financing.  The remaining $300,000 is considered a reserve for thoroughbred expenses by the Company.  The Company's thoroughbreds are expected to begin generating revenue within 30-45 days of its acquisition and as such the on-going monthly burn rate would be covered by the revenue generated from the thoroughbreds.  However, there is no guarantee that the Company's revenue would be able to cover the Company's monthly burn rate.  There is no guarantee that the provided estimates on our burn rates will be our actual burn rates.

If the Company's revenue is not sufficient to cover the monthly burn rate, the Company would be required to raise additional funds to cover those expenses.  The Company will not know the amount that would be required to be raised to cover the monthly burn rate until the Company is able to determine what its monthly revenue is.

If the Company's revenue is not sufficient to cover the monthly burn rate and the Company cannot raise additional funds to cover those expenses, then the Company would have to sell its thoroughbreds.  This may require the Company to sell its thoroughbreds for less than the Company purchased it for.

Mid-term needs (December 2013 through April 2014)

The Company needs to raise $1,000,000 to expand to additional states. This is broken down as follows:

Acquisition of thoroughbreds:	$800,000

Reserve for Thoroughbred Direct Cost ( i.e. Training fees):	$200,000

Total:	$1,000,000

$1,000,000: This amount is needed for the Company for to expand its operations into additional states.  The Company has not determined which states it intends to expand into. The capital raised will allow the Company to be able to acquire 25 thoroughbreds in the new state.  This amount includes the $800,000 to acquire the thoroughbreds, and $200,000  for the reserve for thoroughbred direct monthly expenses of the thoroughbreds. The Company expects it on-going monthly expenses directly associated to the thoroughbreds in its claiming division to be approximately $50 to $125 per day for each thoroughbred the Company owns. The fee depends on the trainer's fee and the amount of vet bills each thoroughbred requires.   The Company expects to begin generating revenue from these thoroughbreds within 30-45 days of their acquisition. The revenue generated will consist of purse winnings. The Company’s reserve for the thoroughbred’s monthly costs is for approximately 8-9 weeks of expenses for the thoroughbreds.

Once the Company has a total of 25 thoroughbreds in the additional state, the Company's monthly burn rate for the additional horses would be is expected to be $100,000.  The Company has included $100,000 (from the $200,000 for the direct monthly cost of the thoroughbreds) in the above stated financing requirements to cover the increases in the monthly burn rate for the thoroughbreds it acquires. The Company's thoroughbreds are expected to begin generating revenue within 30-45 days of its acquisition and as such the on-going monthly burn rate would be covered by the revenue generated from the thoroughbreds.  However, there is no guarantee that the Company's revenue would be able to cover the Company's monthly burn rate.  The Company's total number of horses would be 75 and would have an expected monthly burn rate of $300,000 per month. There is no guarantee that the provided estimates on our burn rates will be our actual burn rates.

If the Company's revenue is not sufficient to cover the monthly burn rate and the Company cannot raise additional funds to cover those expenses, then the Company would have to sell its thoroughbreds.  This may require the Company to sell its thoroughbreds for less than the Company purchased it for.

If Company's revenue is not sufficient to cover the expenses for its 50 thoroughbreds in the claiming division, the Company would not be able to expand to additional states.

Long-term needs (April 2014 - December 2014)

The Company needs to raise $2,000,000 to fully expand to additional states. This is broken down as follows:

Acquisition of thoroughbreds:	$1,500,000

Reserve for Thoroughbred Direct Cost ( i.e. Training fees):	$500,000

Total:	$2,000,000

$2,000,000:   The Company expects to need to raise $2,000,000 to fully implement its expansion into other states.  The Company would expect to acquire 60 additional horses as part of its expansion plan.  This amount includes the $1,500,000 to acquire the thoroughbreds, and $500,000 for the direct monthly expenses of the thoroughbreds. The Company expects it on-going monthly expenses directly associated to the thoroughbreds in its claiming division to be approximately $50 to $125 per day for each thoroughbred the Company owns.  The fee depends on the trainer's fee and the amount of vet bills each thoroughbred requires.   The Company expects to begin generating revenue from these thoroughbreds within 30-45 days of their acquisition. The revenue generated will consist of purse winnings.

Once the Company has acquired the additional 60 thoroughbreds, the Company's monthly burn rate for the additional horses would be is expected to be $225,000.  The Company has included $225,000 (from the $500,000 for the direct monthly cost of the thoroughbreds) in the above stated financing requirements to cover the increases in the monthly burn rate for the thoroughbreds it acquires. The Company's thoroughbreds are expected to begin generating revenue within 30-45 days of its acquisition and as such the on-going monthly burn rate would be covered by the revenue generated from the thoroughbreds.  However, there is no guarantee that the Company's revenue would be able to cover the Company's monthly burn rate.  The Company's total number of horses would be 130 and would have an expected monthly burn rate of $525,000 per month. There is no guarantee that the provided estimates on our burn rates will be our actual burn rates.

If the Company's revenue is not sufficient to cover the monthly burn rate and the Company cannot raise additional funds to cover those expenses, then the Company would have to sell its thoroughbreds.  This may require the Company to sell its thoroughbreds for less than the Company purchased it for.

Claiming Division funding from above capital

The Company will acquire its thoroughbreds as our capital position permits.  As such, the Company has entered into an agreement with SC Capital for a revolving line of credit of $500,000 to acquire the company’s initial thoroughbreds. The Company needs to raise an additional $1,350,000 to acquire a total of 50 thoroughbreds for its claiming division.  If the Company is able to raise capital quicker than we currently expect, than we would acquire thoroughbreds at a faster pace.  Likewise, if we raise money at a slower rate, than we expect than we will acquire thoroughbreds at a slower pace.  Our ability and timing of the acquisition of the additional thoroughbreds is dependent on the Company raising the required capital to acquire the thoroughbred and to maintain the stable until our revenue is sufficient to cover the monthly costs of the thoroughbreds.   The Company is expecting to begin to acquiring the initial 4 thoroughbreds for its claiming division in May 2013 and to have the capital available beginning in June 2013 to begin acquiring the remaining 50 thoroughbreds to fully build out our California stables.  The Company expects, subject to raising the necessary capital, to acquire the 50 thoroughbreds by the end of December 2013 and therefore provide the Company with the infrastructure and revenue to support our expansion of the Company's operations into other states.

Emerging Growth Company Status

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act, commonly referred to as the JOBS Act. We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•
not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a “smaller reporting company,” which includes issuers that had a public float of less than $ 75 million as of the last business day of their most recently completed second fiscal quarter);

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Under this provision, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In other words, an “emerging growth company” can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until the first to occur of the date the subject company (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of the extended transition period provided in Securities Act Section 7(a) (2) (B). The Company has elected to take advantage of this extended transition period and, as a result, our financial statements may not be comparable to the financial statements of other public companies. Accordingly, until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a) (2) (B), upon the issuance of a new or revised accounting standard that applies to your financial statements and has a different effective date for public and private companies, clarify that we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risks discussed in Item 7A of Capall Stables, Inc. Form S-1 for the fiscal year ended December 31, 2012.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Annual Report.

Management’s Remediation Initiatives

As our resources allow, we will add financial personnel to our management team.  We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions.  We will also create an audit committee made up of our independent directors.

(b) Changes In Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our most recent Registration Statements on Form S-1, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, we have a limited number of thoroughbred, and the need for additional capital. The Company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended March 31, 2013 that was not previously disclosed in our filings during that period.

ITEM 6. EXHIBITS

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CAPALL STABLES, INC.

Date: May 9, 2013	By: /s/ Joseph Wade
Joseph Wade Chief Executive Officer, Chief Financial and Accounting Officer