Form 10-Q
period 2013-06-30
Capall Stables, Inc.
filed 2013-08-05
CIK 1564609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of August 5, 2013
Common stock, par value $0.0001 per share Preferred stock, par value $0.001 per share	44,925,000 10,000,000

CAPALL STABLES, INC.

FORM 10-Q
June 30, 2013

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

PART I   FINANCIAL INFORMATION

ITEM 1–FINANCIAL STATEMENTS

Capall Stables, Inc. (fka SOB Stables, Inc.)
(A Development Stage Company)
Balance Sheet
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS:
Current assets:
Cash or cash equivalents	$4,110	$11,587
Thoroughbreds, net of depreciation of $1,107	12,839	-
Total current assets	16,949	11,587
Total assets	$16,949	$11,587

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$10,431	$587
Other liabilities	-	1,000
Notes payable- related party	51,942	622
Total liabilities	62,373	2,209

Shareholders’ equity:
Preferred Stock, Par Value $.0001, 50,000,000 shares authorized, 10,000,000 Issued and Outstanding at June 30, 2013 and December 31, 2012, respectively	1,000	1,000
Common Stock, Par Value $.0001, 700,000,000 shares authorized, 44,925,000 Issued and Outstanding at June 30, 2013 and December 31, 2012, respectively	4,493	4,493
Additional Paid In Capital	50,133	50,132
Deficit accumulated in the development stage	(101,050)	(46,247)
Total shareholders' equity (deficit)	(45,424)	9,378
Total liabilities and shareholders' equity (deficit)	$16,949	$11,587

The accompanying notes are an integral part of these unaudited financial statements.

Capall Stables, Inc. (fka SOB Stables, Inc.)
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the Three Months ending June 30, 2013	For the Six Months ending June 30, 2013	From Inception on October 10, 2012 Through June 30, 2013

Revenue	$18,200	$18,450	$18,450
Cost of goods sold	12,179	12,179	12,179

Operating Expenses
Thoroughbred research	186	309	10,209
Thoroughbred direct costs	21,492	27,635	27,635
SG&A	20,919	33,130	69,477
Total Operating Expenses	42,597	61,074	107,321
Operating Income	(36,576)	(54,803)	(101,050)
Net Loss	$(36,576)	$(54,803)	$(101,050)

Earnings Per Share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	44,925,000	44,925,000	44,300,379

The accompanying notes are an integral part of these unaudited financial statements.

Capall Stables, Inc. (fka SOB Stables, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six months ending June 30, 2013	From Inception on October 10, 2012 Through June 30, 2013
Cash flows from operating activities
Net Loss	$(54,803)	$(101,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	32,000
Depreciation	1,107	1,107
Changes in assets and liabilities:
Accounts payable	9,844	10,431
Thoroughbred	12,179	12,179
Other liabilities	(1,000)	-
Net cash provided by (used in) operating activities	(32,673)	(45,333)

Cash flows from financing activities
Proceeds from sale of common stock	-	22,625
Proceeds from sale of preferred stock	-	1,000
Repayments on related party debt	(3,000)	(3,000)
Proceeds from note issued to related party	28,196	28,818
Net cash provided by financing activities	25,196	49,443
Net increase (decrease) in cash	(7,477)	4,110
Cash balance, beginning of periods	11,587	-

Cash balance, end of periods	$4,110	$4,110

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash financing and investing activities:
Purchase of thoroughbreds by related party	$26,125	$26,125

The accompanying notes are an integral part of these unaudited financial statements.

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

On February 23, 2013, the Company acquired its initial thoroughbred on February 23, 2013 from our CEO as our CEO claimed the thoroughbred on behalf of the Company. On February 23, 2013, the Company issued a note payable to our CEO, Mr. Wade in the amount $13,700, of which $13,625 was for the purchase of Rock Off.  The note payable is an unsecured, non-interest bearing note which matures on December 31, 2013.

On March 24, 2013, the Company issued a note payable to our CEO, Mr. Wade in the amount $13,625 for the purchase of Honour the Deputy for $12,500 plus tax of $1,125.  The note payable is an unsecured, non-interest bearing note which matures on December 31, 2013.

On April 4, 2013, the Company borrowed $7,000 from its CEO, Joseph Wade. The note payable is an unsecured, non-interest bearing note and matures on December 31, 2013.

On April 19, 2013, the Company borrowed $1,050 from its CEO, Joseph Wade. The note payable is an unsecured, non-interest bearing note and matures on December 31, 2013.

On April 23, 2013, the Company borrowed $1,000 from its CEO, Joseph Wade. The note payable is an unsecured, non-interest bearing note and matures on December 31, 2013.

On May 9, 2013, the Company borrowed $1,000 from its CEO, Joseph Wade. The note payable is an unsecured, non-interest bearing note and matures on December 31, 2013.

On May 19, 2013, the Company borrowed $3,500 from its CEO, Joseph Wade. The note payable is an unsecured, non-interest bearing note and matures on December 31, 2013.

On May 28, 2013, the Company borrowed $3,100 from its CEO, Joseph Wade. The note payable is an unsecured, non-interest bearing note and matures on December 31, 2013.

On May 30, 2013, the Company borrowed $572.06 from its CEO, Joseph Wade. The note payable is an unsecured, non-interest bearing note and matures on December 31, 2013.

On June 3, 2013, the Company borrowed $1,129.94 from its CEO, Joseph Wade. The note payable is an unsecured, non-interest bearing note and matures on December 31, 2013.

On June 11, 2013, the Company borrowed $1,615 from its CEO, Joseph Wade. The note payable is an unsecured, non-interest bearing note and matures on December 31, 2013.

On June 28, 2013, the Company borrowed $4,000 from its CEO, Joseph Wade. The note payable is an unsecured, non-interest bearing note and matures on December 31, 2013.

The CEO also advanced funds of $3,030 during the quarter. This amount is unsecured, non-interest bearing, and due on demand.

As of June 30, 2013, the Company was indebted to the CEO for a total of $51,942. All notes are due on December 31, 2013 and are non-interest bearing and due on demand.

Note 3 – Thoroughbreds

Company’s Thoroughbreds

Name	DOB/Sex	Sire	Price
Rock Off(1)	2008/Gelding	Rock Hard Ten	$13,625

(1)
Rock Off was acquired by Joseph Wade, our CEO, on behalf of the Company.  All rights to Rock Off have been transferred to our subsidiary, Capall Stables of California.  The Company gelded Rock Off on March 20, 2013.

Asset Value:

Rock Off
Acquisition Cost	$13,625
Depreciation	$(786)
Net Total	$12,839

Note 4 – Equity

On May 14, 2013, the Company performed a 10 for 1 reverse of the Company’s outstanding Common Stock.  The reverse resulted in the reduction of the Company’s common stock outstanding from 449,250,000 to 44,925,000.

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

The following discussion summarizes the results of our operations for the three month period ended June 30, 2013.  It also analyzes our financial condition at December 31, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended December 31, 2012.

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

Overview

During our current three months ended June 30, 2013, we generated income of $18,200 and incurred a net loss of $36,575.  We have received no substantial revenue ($18,450) from our thoroughbred operations, and historically relied on debt financings from our CEO to finance our ongoing operations. Our operations generated a net loss of $54,803 from for the six months ending June 30, 2013 and a loss of $101,050 from Inception (October 10, 2012) through June 30, 2013. In order to fund operations, we relied on proceeds received from notes payable of $51,320 from our CEO during the six months ended June 30, 2013 and $51,942 since our inception (October 10, 2012).

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

We have experienced recurring net losses from operations which losses have caused an accumulated deficit of $101,050 as of June 30, 2013. We had net losses of $54,803 for the six months ending June 30, 2013. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

Business Of The Registrant
Description of Business

The Company's business is the buying, selling and racing of thoroughbreds that can race in the claiming levels of thoroughbred racing.  Claiming refers to the process by which a licensed person may purchase a horse entered in a race designated as a “claiming race” for a predetermined price. When a horse has been claimed, its new owner assumes title after the starting gate opens although the former owner is entitled to all purse money earned in that race.  Claiming races are the lowest level of thoroughbred racing and as such provide the lowest average purse money among the race types. On March 15, 2013, the Company’s wholly owned subsidiary obtained its license from the California Horse Racing Board.

The Company acquired its initial thoroughbred, Rock Off, on February 23, 2013.  Our CEO claimed Rock Off on behalf of the Company since the Company was still waiting to finalize its licensing from the State of California. The Company purchased Rock Off from our CEO by issuing a note payable to him for $13,700. Our CEO has transferred all rights to Rock Off to the Company’s subsidiary, Capall Stables of California.  On March 24, 2013, the Company claimed its second horse, Honour The Deputy.  The Company will acquire its stable of thoroughbreds through claiming races instead of private transactions or auctions.  The Company intends to acquire at least 50 thoroughbreds in its claiming stable in California before expanding into other states.

The Company has entered into an agreement with SC Capital for a revolving line of credit of $500,000 to acquire the company’s initial thoroughbreds. The Company needs to raise an additional $1,350,000 to acquire a total of 50 thoroughbreds for its claiming division.  The Company’s goal to acquire the 50 thoroughbreds by December 2013; however, there is no guarantee that the Company will be able to acquire 50 thoroughbreds within this timeframe.  This is dependent on the Company's ability to raise the capital it needs and the availability of thoroughbreds that the Company desires to acquire. Once the Company acquires the initial stable of 50 thoroughbreds, the Company will expect to expand its operations into other states.

The company will create a subsidiary for each state in which its horses shall race.  For example, on March  15, 2013, the Company’s wholly owned subsidiary, Capall Stables of California, Inc., registered and obtained its license with California Horse Racing Board and may begin claiming and racing thoroughbreds and will be the owner of the Company's horses in California.  The cost associated to forming these subsidiaries is approximately $500.  There is no guarantee that the Company will be able to successfully expand the business into other states.

Company’s Thoroughbreds

Name	DOB/Sex	Sire	Price
Rock Off	2008/Gelding	Rock Hard Ten	$13,625 ($12,500 claiming price plus $1,125 in sales tax)

Photos of the Thoroughbreds

Rock Off

In May 2013, Rock Off had colic surgery.  Rock Off is currently recovering at a farm in Hemet, CA and is expected to commence racing in November 2013.

Claiming

The intent behind claiming is to claim horses that are performing below the ability or have been mismanaged by the current owners or trainers.  Thereby, allowing the Company to make a profit on the horse being claimed for an amount higher than the Company paid or by dropping the horse into a lower claiming race to win the purse.

For example, the Company claimed Honour the Deputy on March 24, 2013 for $12,500 plus tax for a total $13,625.  On April 21, 2013, the Company entered Honour the Deputy into an $8,000 claimer.  Honour The Deputy won the race generating $10,200 in purse winnings and was claimed for $8,000.  The company generated $18,200 in total revenue from the $13,650 acquisition of Honour The Deputy for a profit of $4,550.

What are Claiming Races

A claiming race is one in which all horses entered are eligible to be purchased by a licensed owner or indirectly through a trainer for the specified claiming price (see below for levels of claiming races).  For example, in a $32,000 claiming race all the horses are for sale for the purchase price of $32,000 plus applicable taxes.  The procedure for a claiming race is as follows:  the trainer puts a claim in for the horse prior to the race.  Immediately upon the start of the race the horse is considered sold to the new owner, however, the previous owner maintains any purse winnings from that race. If two or more owners/trainers put a claim in on a horse than a "shake" occurs to determine who has purchased the horse.  A shake is when each claiming owner is assigned a number.  Then a racing official draws a number at random and the owner with corresponding number has purchased the horse.  Claiming races account for up to 80% of all thoroughbred races on a given day.

Company’s Operations

The Company acquired its initial thoroughbred, Rock Off, on February 23, 2013.  Our CEO claimed Rock Off on behalf of the Company since the Company was still waiting to finalize its licensing from the State of California.  Our CEO has transferred all rights to Rock Off to the Company’s subsidiary. The Company purchased Rock Off from our CEO by issuing a note payable to him for $13,700. On March 24, 2013, the Company claimed Honour the Deputy for $12,500 plus tax for a total $13,625.  The Company received a loan from its CEO, Joseph Wade, in the amount of $13,650 to purchase Honour the Deputy.  The note payable is a 12 month note with 0% interest. The Company issued the notes payable to Mr. Wade instead of using the Line of Credit with SC Capital in order to not be charged the 9% interest.  However, additional purchased of thoroughbreds shall be used from funds of SC Capital’s Line of Credit (see below).

The Company has entered into an agreement with SC Capital, a related party, for a revolving line of credit of $500,000 to acquire the company’s additional thoroughbreds. The Company needs to raise an additional $1,350,000 to acquire a total of 50 thoroughbreds for its claiming division. These thoroughbreds will initially run solely in California.  Once the Company acquires 50 horses in California it expects to expand its operations into other states.

Expansion

The Company’s goal is to maintain a stable of 35-50 thoroughbreds in California. The Company expects that most thoroughbreds in its claiming division will be claimed from the company (or sold) within 12 months from the date we acquire the thoroughbred.  As a result, the Company would be required to claim additional thoroughbreds to replace the ones claimed from the Company.  The Company expects that it could take between 15 – 30 days to replace the thoroughbreds claimed from the Company. The Company’s management anticipating that the Company will need to replace its thoroughbreds will maintain a list of thoroughbreds it would claim upon one of the current thoroughbreds being claimed from the Company.  Thereby, allowing the Company to quickly replace the thoroughbred that was claimed.

The company would acquire the new thoroughbreds according to the same methodology listed below in “Deciding on Horse”. The main factor being the thoroughbred’s past performance.  Whereby, management would review the results of the thoroughbred’s races and at what level. The past performance will provide evidence to the soundness of the thoroughbred, the thoroughbred's willingness and ability to win and the length of race and turf types that the thoroughbred prefers.  The Company’s officers believe that the past performance indicates the level of competition the thoroughbred can win at and therefore indicate its value. However, the past performance may not accurately predict the future performance of the thoroughbred.

Once the Company acquires a thoroughbred in its claiming division it may take up to 30-45 days before the thoroughbred may be able to race again.  The factors relating to the length between races include the endurance and shape of the thoroughbred, the availability of races and the skill level of the other thoroughbreds in the race.  The Company, along with our trainer, use these factors to decide on where and when to race the thoroughbred so we can put the thoroughbred in the best possible position to win.  During this time the thoroughbred is usually ridden everyday as part of their training.  Thoroughbreds will jog or cantor most days.  The thoroughbred will typically gallop every 7 days that it does not race, this is referred to as a work out. A work out consists of a timed run from 3 furlongs up to 5 furlongs ( 1 furlong equals 1/8 of a mile) and simulates a race for the thoroughbred.

The Company expects the on-going monthly expenses directly associated to the thoroughbreds in its claiming division to be approximately $50 to $125 per day for each thoroughbred which includes all monthly cost associated with the thoroughbred including training, housing, feed and vet bills.  The fee depends on the trainer's fee and the amount of vet bills each thoroughbred requires.  Additionally, the jockey is paid 10% of any purse winnings from the thoroughbred he or she rides.  The trainer selects the jockey for each particular race.

Initially, the Company expects to acquire 1-2 thoroughbreds per month.   The Company’s has entered into an agreement with SC Capital for a revolving line of credit of $500,000 to acquire the company’s additional thoroughbreds. As such, the Company expects to acquire its initial 4 thoroughbreds by the end of May 2013.  Once the Company is able to raise the additional $1,350,000 we can acquire thoroughbreds at a faster rate (at a rate of 5-8 per month) due to the fact we will have operations in place and sufficient capital (from the capital rise and operations) to maintain our stable of thoroughbreds.  Once it has raised the additional $1,350,000, the Company expects to be able to acquire the 50 thoroughbreds by December 2013.

The Company will acquire thoroughbreds as our capital position permits.  As such, the Company expects to be able to acquire approximately 50 thoroughbreds; however, the Company’s goal is to acquire 4 by the end of August 2013. The Company needs to raise an additional $1,350,000 to acquire a total of 50 thoroughbreds for its claiming division.   If the Company is able to raise capital quicker than we currently expect, than we would acquire thoroughbreds at a faster pace.  Likewise, if we raise money at a slower rate, than we expect than we will acquire thoroughbreds at a slower pace.  Our ability and timing of the acquisition of the additional thoroughbreds is dependent on the Company raising the required capital to acquire the thoroughbred and to maintain the stable until our revenue is sufficient to cover the monthly costs of the thoroughbreds.   The Company is expecting to have the necessary capital to begin to initially acquire the 4 initial thoroughbreds for its claiming division in August 2013 and to complete the acquisitions by August 2013.  The Company further expects to have the capital available beginning in September 2013 to begin acquiring the remaining thoroughbreds to fully build out our claiming division.  Once the Company acquires the 50 thoroughbreds the Company will have the infrastructure and revenue to support our expansion of the stables to additional states; however, this is dependent on our ability to raise the required capital.

If a thoroughbred becomes sick or injured then the Company will rely on the recommendations from the vet on the course of action to be taken with regard to the thoroughbred.

Deciding on Horse

When deciding on acquiring the horse the main pieces of information the Company relies on are breeding, past performance charts and race replays.

When deciding to claim a horse, the Company relies mostly on the thoroughbred's past performance.  This is because unlike a private sell or an auction, the Company cannot have a veterinarian check the horse prior to acquiring the thoroughbred.  The past performance will provide evidence to the soundness of the thoroughbred, the thoroughbred's willingness and ability to win and the length of race and turf types that the thoroughbred prefers.  The Company’s officers believe that the past performance indicates the level of competition the thoroughbred can win at and therefore its indicate its value. However, the past performance may not accurately predict the future performance of the thoroughbred. In addition, to the thoroughbred's past performance the Company reviews the thoroughbred's pedigree, conformation, and dosage rating of the thoroughbred.  Once the Company has made initial decisions to claim as thoroughbred, we review race replays and/or watch the thoroughbred gallop in morning workouts. During this phase we review athleticism to assist in determining whether to claim a particular horse. The qualities that make up the athleticism of a horse include its physical proportionality, its temperament and its balance. Unlike a private transaction or auction the Company cannot have a vet check out for the thoroughbred for soundness issues prior to the company acquiring the thoroughbred.  The Company relies on the past performance, race replays and watching morning workouts and/or gallops to determine the soundness of a particular thoroughbred it intends to claim.

When deciding to acquire a thoroughbred through a private sale or auction, the Company uses the same methodology as above, if available.  The Company also will have a veterinarian check the thoroughbred prior to acquiring the thoroughbred thereby provide the Company with a comprehensive report on the health and condition of the thoroughbred.  At an auction, the thoroughbred typically has not raced before and therefore does not have any past performances to rely on.  Therefore, the Company relies on ancestry, or bloodline, and the confirmation of the thoroughbred.

Revenue from Claiming Division

The Company generates revenue from its Claiming Division in two ways: (1) purse winnings and (2) thoroughbreds being claimed from the Company.

The main source of revenue for the Company will be from the purse winnings from the claiming races that the Company’s thoroughbreds will be entered.  The purse winnings are distributed as follows: 1st: 60%; 2nd: 20%; 3rd: 12%; 4th: 6%; 5th: 2%.  The rest of the field receives $250 per start. There are no fees to enter a thoroughbred in a claiming race.

The Company expects that a thoroughbred will begin to generate revenue from purse winnings within 30-45 days from acquiring the thoroughbred.  The Company further expects that it will continue to receive revenue from the thoroughbred every 30-45 days from additional purse winnings.

The Company will also generate revenue if our thoroughbred is claimed by another stable.  The Company expects that most thoroughbreds in its claiming division will be claimed from the company (or sold) within 12 months from the date we acquired the thoroughbred.  If a thoroughbred is claimed from the Company, we expect to use the revenue from the sale of the thoroughbred to acquire an additional thoroughbred to replace it.

Thoroughbred racing is unpredictable and variable. Thoroughbreds typically race every 30-45 days.  Additionally, the Company may decide to wait longer for an upcoming race that favors a horse.   As such, our revenue stream may be affected by the uncertainty of when a thoroughbred would be able to race again.  This could impact our cash flow from operations and make it difficult to meet recurring operating expenses.

Eligibility to enter a horse into a particular race is determined by the conditions applicable to the race as set forth on the racing card established by the racing secretary. Conditions take into account such factors as age, sex, winnings (including the number of races won, if any, the most recent win(s) and dollar amount of winnings) and state of birth. For claiming races, the claiming price represents, effectively, an additional racing condition because only horses with values consistent with the claiming price will be entered by their owners. For claiming races, there is no person who determines the value of the horse prior to entering the horse into a race.  Owners and trainers make the decision of what level of claiming race the horse will be entered on their own accord.  We believe that there will be ample opportunities for our horses to race and we do not believe an absence of racing opportunities will limit our revenues.

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

Results of Operations

For the Period Three Months ending June 30, 2013, the Company had Net Loss of $36,575. This was derived as follows:

Revenue:	$18,200
COGS:	$12,179
Expenses:	$597
Net Loss:	$36,575

For the Period Six Months ending June 30, 2013, the Company had Net Loss of $54,803. This was derived as follows:

Revenue:	$18,450
Discounts:	$-
COGS:	$12,179
Expenses:	$61,074
Accrued Taxes:	$-
Net Loss:	$54,803

From Inception (October 10, 2012) through June 30, 2013, the Company had Net Loss of $101,050. This was derived as follows:

Revenue:	$18,450
Discounts:	$-
COGS:	$12,179
Expenses:	$107,321
Accrued Taxes:	$-
Net Loss:	$101,050

Dividends

The Company did not issue any dividends.

Reverse Stock Split

The Company performed a 10 for 1 reverse stock split which reduced the Company’s outstanding share count from 449,250,000 to 44,925,000.

Liquidity and Capital Resources

As of June 30, 2013, the Company had $4,110 in cash and $12,839 in Thoroughbreds for a total of $16,949 in assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months.  Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities.  As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

If the Company is not able to able to raise or secure the necessary funds required to maintain our operations and fully execute our business then the Company would be required to cease operations.

As of June 30, 2013, our total liabilities were $62,373. This is broken down as:

Accounts payable	$10,431
Other liabilities	-
Notes payable- related party	51,942
Total liabilities	$62,373

The Notes payable-related party is broken down as follows:

Date	Debtor	Amount	Interest rate	Paid	Maturity
December 31, 2012	Joseph Wade	$621.80	0%	$621.80	Paid
February 23, 2013	Joseph Wade	$13,700.00	0%	$2,378	December 31, 2013
March 10, 2013	Joseph Wade	$13,625.00	0%	$0	December 31, 2013
April 4, 2013	Joseph Wade	$7,000.00	0%	$0	December 31, 2013
April 19, 2013	Joseph Wade	$1,000.00	0%	$0	December 31, 2013
April 22, 2013	Joseph Wade	$50.00	0%	$0	December 31, 2013
May 9, 2013	Joseph Wade	$1,000.00	0%	$0	December 31, 2013
May 19, 2013	Joseph Wade	$3,500.00	0%	$0	December 31, 2013
May 28, 2013	Joseph Wade	$3,100.00	0%	$0	December 31, 2013
May 30, 2013	Joseph Wade	$572.06	0%	$0	December 31, 2013
June 3, 2013	Joseph Wade	$1,129.94	0%	$0	December 31, 2013
June 11, 2013	Joseph Wade	$1,615.00	0%	$0	December 31, 2013
June 28, 2013	Joseph Wade	$4,000.00	0%	$0	December 31, 2013

During fiscal 2013, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity.  The expected costs of these are approximately $15,000 to $20,000.  This amount is expected to possibly increase to $25,000 once the Company begins acquiring thoroughbreds in our own name.  Our officers, directors and principal shareholders have verbally agreed to provide $100,000 in financing that can be used to cover these expenses. However, there is no guarantee that we will receive the funds from our officers and directors since there is no legal commitment or obligation. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

SC Capital Revolving Line of Capital

On February 1, 2013, the Company entered into an agreement with SC Capital for a revolving line of credit of $500,000.  On July 25, 2013, the Company was notified that SC Capital desired to cancel the line of credit.  As such, the line of credit was cancelled on July 25, 2013.  SC Capital stated the reason for the cancellation was the delay in the Company obtained a ticker symbol from FINRA and that the line had not been used since its inception in February 2013.

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

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Annual Report.

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

(b) Changes In Internal Control Over Financial Reporting

There have been no changes in the Internal Controls over Financial Reporting since the Company’s 10-Q for the period ending March 31, 2013.

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

ITEM 4. MINE SAFTEY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended June 30, 2013 that was not previously disclosed in our filings during that period.

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

CAPALL STABLES, INC.

Date: August 5, 2013	By: /s/ Joseph Wade
Joseph Wade Chief Executive Officer, Chief Financial and Accounting Officer